Form 10-Q
period 2026-03-31
Axiom Intelligence Acquisition Corp 1
filed 2026-05-14
CIK 2057030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 20,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

AXIOM INTELLIGENCE ACQUISITION CORP 1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2026 and for the Period from January 30, 2025 (Inception) Through March 31, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2026 and for the Period from January 30, 2025 (Inception) Through March 31, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2026 and for the Period from January 30, 2025 (Inception) Through March 31, 2025	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	27

SIGNATURES		28

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 25, 2026;

●	“2025 Q2 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 12, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 20, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Axiom Intelligence Acquisition Corp 1, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee $8,000,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 20, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 17, 2025 (File No. 333-287279);

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,500,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, CCM and Seaport (as defined below) in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, CCM and Seaport in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor, CCM and Seaport in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 17, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated June 17, 2025, which we entered into with CCM and Seaport, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Axiom Intelligence Holdings 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the underwriting agreement, dated June 17, 2025, which we entered into with CCM and Seaport, as representatives of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2026	2025
Assets	(Unaudited)
Current Assets
Cash	$545,146	$736,280
Prepaid expenses	171,619	135,431
Total Current Assets	716,765	871,711

Long-term prepaid insurance	22,332	48,783
Investments held in Trust Account	206,030,469	204,234,694
Total Assets	$206,769,566	$205,155,188

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current Liabilities
Accrued offering costs	$54,583	$75,000
Accrued expenses	143,760	29,774
Total Current Liabilities	198,343	104,774

Deferred Fee	8,000,000	8,000,000
Total Liabilities	8,198,343	8,104,774

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 20,000,000 shares at redemption value of $10.30 and $10.21 per share as of March 31, 2026 and December 31, 2025, respectively	206,030,469	204,234,694

Shareholders’ Deficit
Preference shares, $0.0001 par value per share; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value per share; 500,000,000 shares authorized; 600,000 issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value per share; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (1)(2)	667	667
Share subscription receivable	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,459,973)	(7,185,007)
Total Shareholders’ Deficit	(7,459,246)	(7,184,280)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$206,769,566	$205,155,188

(1)	On May 29, 2025, the Company, through a share capitalization, issued to the Sponsor an additional 958,333 Founder Shares, resulting in the Sponsor holding 6,708,333 Founder Shares in the aggregate. All share and per-share data have been retroactively presented (see Note 5).
(2)	Includes up to 875,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option (see Note 6) was not exercised in full or in part by the Underwriters. On June 20, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,	FOR THE PERIOD FROM JANUARY 30, 2025 (INCEPTION) THROUGH MARCH 31,
	2026	2025
General and administrative expenses	$274,966	$84,438
Loss from operations	(274,966)	(84,438)

Other income:
Interest earned on investments held in Trust Account	1,795,775	—

Net Income (Loss)	$1,520,809	$(84,438)

Weighted average shares outstanding, Redeemable Class A Ordinary Shares	20,000,000	—
Basic net income (loss) per share, Redeemable Class A Ordinary Shares	$0.06	$—
Weighted average shares outstanding, Redeemable Class A Ordinary Shares	20,000,000	—
Diluted net income (loss) per share, Redeemable Class A Ordinary Shares	$0.06	$—

Weighted average shares outstanding, Non-redeemable Class A and Class B Ordinary Shares (1)(2)	7,266,667	5,833,333
Basic net income (loss) per share, Non-redeemable Class A and Class B Ordinary Shares	$0.06	$(0.01)
Weighted average shares outstanding, Non-redeemable Class A and Class B Ordinary Shares (1)(2)	7,266,667	5,833,333
Diluted net income (loss) per share, Non-redeemable Class A and Class B Ordinary Shares	$0.06	$(0.01)

(1)	On May 29, 2025, the Company, through a share capitalization, issued to the Sponsor an additional 958,333 Founder Shares, resulting in the Sponsor holding 6,708,333 Founder Shares in the aggregate. All share and per-share data have been retroactively presented (see Note 5).
(2)	Excludes up to 875,000 Class B ordinary shares that were subject to forfeiture if the Over-Allotment Option (see Note 6) was not exercised in full or in part by the Underwriters. On June 20, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	600,000	$60	6,666,667	$667	$—	$(7,185,007)	$(7,184,280)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,795,775)	(1,795,775)

Net income	—	—	—	—	—	1,520,809	1,520,809

Balance – March 31, 2026	600,000	$60	6,666,667	$667	$—	$(7,459,973)	$(7,459,246)

FOR THE PERIOD FROM JANUARY 30, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 30, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor (1)(2)	—	—	6,708,333	671	24,329	—	25,000

Net loss	—	—	—	—	—	(84,438)	(84,438)

Balance – March 31, 2025	—	$—	6,708,333	$671	$24,329	$(84,438)	$(59,438)

(1)	On May 29, 2025, the Company, through a share capitalization, issued to the Sponsor an additional 958,333 Founder Shares, resulting in the Sponsor holding 6,708,333 Founder Shares in the aggregate. All share and per-share data have been retroactively presented (see Note 5).
(2)	Includes up to 875,000 Class B ordinary shares that were subject to forfeiture if the Over-Allotment Option (see Note 6) was not exercised in full or in part by the Underwriters. On June 20, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,	FOR THE PERIOD FROM JANUARY 30, 2025 (INCEPTION) THROUGH MARCH 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,520,809	$(84,438)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid via IPO Promissory Note	—	79,438
Interest earned on investments held in Trust Account	(1,795,775)	—
Changes in operating assets and liabilities:
Prepaid expenses	(36,188)	—
Long-term prepaid insurance	26,451	—
Accrued offering costs	(20,417)	—
Accrued expenses	113,986	5,000
Net cash used in operating activities	(191,134)	—

Net Change in Cash	(191,134)	—
Cash – Beginning of period	736,280	—
Cash – End of period	$545,146	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$115,269
Deferred offering costs paid through IPO Promissory Note	$—	$36,878
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Prepaid expenses paid by Sponsor through IPO Promissory Note	$—	$7,233
Prepaid expenses applied against accrued offering costs	$20,417	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

Axiom Intelligence Acquisition Corp 1 (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 30, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target. The Company intends to pursue an initial Business Combination in the European infrastructure industry.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 30, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below) and identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 600,000 units (the “Private Placement Units” and together with the Public Units, the “Units”) to (i) the Company’s sponsor, Axiom Intelligence Holdings 1 LLC (the “Sponsor”), (ii) Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), a representative of the several underwriters of the Initial Public Offering (the “Underwriters”) and (iii) Seaport Global Securities LLC (“Seaport”), a representative of the Underwriters, at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units, CCM purchased 160,000 Private Placement Units, and Seaport purchased 40,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights,” and together with the Public Rights, the “Rights”).

Transaction costs amounted to $12,624,206, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $8,000,000, and $624,206 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee (as defined below) held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Following the closing of the Initial Public Offering, on June 20, 2025, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee, and are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Company’s management team’s (“Management”) ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to amounts withdrawn to pay taxes, if any, the proceeds from the Initial Public Offering and the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by June 20, 2027, 24 months from the closing of the Initial Public Offering, or by such earlier liquidation date as the Company’s board of directors (the “Board”) may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders are entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.30 per Public Share as of March 31, 2026.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Going Concern Consideration

As of March 31, 2026, the Company had cash of $545,146 and had working capital of $518,422.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans at that time. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company Working Capital Loans, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” codified in FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2027.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in accompanying unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three months ended March 31, 2026 and for the period from January 30, 2025 (inception) through March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult, or impossible because of the potential differences in accounting standards used.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $545,146 and $736,280 and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $206,030,469 and $204,234,694, respectively, were held in money market funds.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and the Private Placement Rights were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights and the Private Placement Rights were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, the (i) Class A Ordinary Shares and (ii) Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the respective periods.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended		For the Period from January 30, 2025 (Inception) Through
	March 31, 2026		March 31, 2025
	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,115,508	$405,301	$—	$(84,438)

Denominator:
Basic weighted average Ordinary Shares outstanding	20,000,000	7,266,667	—	5,833,333
Basic net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.01)

	For the Three Months Ended		For the Period from January 30, 2025 (Inception) Through
	March 31, 2026		March 31, 2025
	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$1,115,508	$405,301	$—	$(84,438)

Denominator:
Diluted weighted average Ordinary Shares outstanding	20,000,000	7,266,667	—	5,833,333
Diluted net income (loss) per Ordinary Share	$0.06	$0.06	$—	$(0.01)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets.

As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Rights	(3,160,000)
Class A Ordinary Shares issuance costs	(12,406,850)
Plus:
Remeasurement of carrying value to redemption value	19,801,544
Class A Ordinary Shares subject to possible redemption, December 31, 2025	204,234,694
Plus:
Accretion of carrying value to redemption value	1,795,775
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$206,030,469

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on June 20, 2025, the Company sold 20,000,000 Public Units, which included the partial exercise by the Underwriters of their Over-Allotment Option (as defined in Note 6) in the amount of 2,500,000 Option Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, which grants its holder the right to receive one-tenth (1/10) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

Commencing on August 1, 2025, the holders of the Units issued in the Initial Public Offering may elect to separately trade the Public Shares and the Public Rights included in the Units. The Public Shares and the Public Rights trade on the Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “AXIN” and “AXINR,” respectively. Any Units not separated trade on the Global Market tier of Nasdaq under the symbol “AXINU.”

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, CCM and Seaport purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units, CCM purchased 160,000 Private Placement Units, and Seaport purchased 40,000 Private Placement Units. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

If the initial Business Combination is not completed within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 30, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor (such shares, the “Founder Shares”). On May 29, 2025, the Company capitalized $95.8333 standing to the credit of its share premium account and applied such sum on the Sponsor’s behalf toward paying up in full (as to the full par value of $0.0001 per share) an aggregate of 958,333 unissued Class B Ordinary Shares, which were allotted and issued to the Sponsor. Up to 875,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option (as defined in Note 6) was exercised. On June 20, 2025, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares.

On June 16, 2025, the Sponsor granted membership interests equivalent to an aggregate of 150,000 Founder Shares to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 150,000 Founder Shares represented by such membership interests assigned to the holders of such interests on June 16, 2025 was $236,250 or $1.575 per Founder Share. The Company established the initial fair value Founder Shares on June 16, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team, which takes into consideration the market adjustment of 16.0%, a risk-free rate of 4.15% and a stock price of $9.84. The Founder Shares are classified as “Level 3” at the measurement date due to the use of unobservable inputs, and other risk factors (see Note 8). The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares as represented by membership interests granted times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of March 31, 2026 and December 31, 2025, the Company determined that the initial Business Combination was not considered probable and therefore no compensation expense had been recognized.

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

MARCH 31, 2026

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on June 17, 2025 through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support services (the “Administrative Services Agreement”). For the three months ended March 31, 2026, the Company incurred and accrued an aggregate of $30,000, under the Administrative Services Agreement. For the period from January 30, 2025 (inception) through March 31, 2025, the Company did not incur any fees for these services. As of March 31, 2026 and December 31, 2025, $30,000 and $0 were accrued under the Administrative Services Agreement in the accompanying condensed balance sheets, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The Underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting fee of 4.00% of the gross proceeds of the Initial Public Offering, or $8,000,000, payable upon the closing of an initial Business Combination, but such deferred underwriting discount shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination (the “Deferred Fee”).

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding 20,000,000 Public Shares subject to possible redemption.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 6,666,667 Class B Ordinary Shares issued and outstanding.

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

MARCH 31, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$206,030,469	$204,234,694

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$545,146	$736,280
Investments held in Trust Account	$206,030,469	$204,234,694

	For the Three Months Ended March 31, 2026	For the Period from January 30, 2025 (Inception) Through March 31, 2025
General and administrative expenses	$274,966	$84,438
Interest earned on investments held in Trust Account	$1,795,775	$—

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

All other segment items included in net income are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

The accounting policies used to measure the profit and loss of the segment are the same as those described above under Note 2.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 30, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,520,809 which consists of interest earned on investments held in the Trust Account of $1,795,775, offset by general and administrative expenses of $274,966.

For the period from January 30, 2025 (inception) through March 31, 2025, we had a net loss of $84,438, which consists of general and administrative expenses.

Liquidity and Capital Resources

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option and the Private Placement, a total of $200,000,000 was initially placed in the Trust Account. We incurred fees of $12,624,206, consisting of $4,000,000 of cash underwriting fee, the Deferred Fee of $8,000,000, and $624,206 of other offering costs.

For the three months ended March 31, 2026, net cash used in operating activities was $191,134. Net income of $1,520,809 was affected by interest earned on investments held in the Trust Account of $1,795,775. Changes in operating assets and liabilities provided $83,832 of cash for operating activities.

For the period from January 30, 2025 (inception) through March 31, 2025, net cash used in operating activities was $0. Net loss of $84,438 was affected by payment of general and administrative expenses through the IPO Promissory Note of $79,438. Changes in operating assets and liabilities provided $5,000 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $206,030,469 (including approximately $1,795,775 of interest earned for the three months ended March 31, 2026) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern Consideration

As of March 31, 2026, we had cash held outside of the Trust Account of $545,146 and working capital of $518,422. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” codified in FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” our Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, our Management has determined that if we are unable to complete our initial Business Combination within the Combination Period, then we will cease all our operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Our Management plans to consummate our initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 20, 2027.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 17, 2025, and until the completion of our Business Combination or liquidation, we may reimburse the Sponsor an aggregate of $10,000 per month for office space, utilities and secretarial and administrative services pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026 and for the period from January 30, 2025 (inception) through March 31, 2025, we incurred an aggregate of $30,000 and $0 for these services under the Administrative Services Agreement, respectively.

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

The Underwriters were paid a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of 4.00% of the gross proceeds of the Initial Public Offering, or $8,000,000, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination pursuant to the Underwriting Agreement.

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

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then outstanding Public Shares.

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

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets included in this Report under Item 1. “Financial Statements.”

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included elsewhere in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Q2 Quarterly Report, and (iii) 2025 Annual Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” of this Report were issued.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

Dated: May 14, 2026	By:	/s/ Douglas Ward
	Name:	Douglas Ward
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ W. Robert Dilling, Jr.
	Name:	W. Robert Dilling, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)