Form 10-Q
period 2026-06-30
Axiom Intelligence Acquisition Corp 1
filed 2026-08-13
CIK 2057030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42708

AXIOM INTELLIGENCE ACQUISITION CORP 1

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1849669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Nexus Way, Camana Bay Grand Cayman	KY1-9009
(Address of principal executive offices)	(Zip Code)

(763) 343-8772

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

As of August 13, 2026, there were 20,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

AXIOM INTELLIGENCE ACQUISITION CORP 1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from January 30, 2025 (inception) through June 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from January 30, 2025 (inception) through June 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from January 30, 2025 (inception) through June 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II – OTHER INFORMATION		27

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	28

Item 5.	Other Information.	28

Item 6.	Exhibits.	28

SIGNATURES		29

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 25, 2026;

●	“2025 Q2 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 12, 2025;

●	“2026 Q1 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 20, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Axiom Intelligence Acquisition Corp 1, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee $8,000,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

ii

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 20, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 17, 2025 (File No. 333-287279);

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,500,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, CCM and Seaport (as defined below) in the Private Placement;

iii

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, CCM and Seaport in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor, CCM and Seaport in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 17, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated June 17, 2025, which we entered into with CCM and Seaport, together;

●	“Public Rights” are to the rights sold as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares issued as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units issued in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Axiom Intelligence Holdings 1 LLC, a Delaware limited liability company;

●	“Terra Quantum” are to Terra Quantum AG, a company limited by shares organized under the laws of Switzerland;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the underwriting agreement, dated June 17, 2025, which we entered into with CCM and Seaport, as representatives of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

iv

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current Assets
Cash	$289,541	$736,280
Prepaid expenses	171,513	135,431
Total Current Assets	461,054	871,711

Long-term prepaid insurance	—	48,783
Investments held in Trust Account	207,868,662	204,234,694
Total Assets	$208,329,716	$205,155,188

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current Liabilities
Accrued offering costs	$54,583	$75,000
Accrued expenses	956,189	29,774
Total Current Liabilities	1,010,772	104,774

Deferred Fee	8,000,000	8,000,000
Total Liabilities	9,010,772	8,104,774

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 20,000,000 shares at redemption value of $10.39 and $10.21 per share as of June 30, 2026 and December 31, 2025, respectively	207,868,662	204,234,694

Shareholders’ Deficit
Preference shares, $0.0001 par value per share; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value per share; 500,000,000 shares authorized; 600,000 issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value per share; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	667	667
Share subscription receivable	—	—
Additional paid-in capital	—	—
Accumulated deficit	(8,550,445)	(7,185,007)
Total Shareholders’ Deficit	(8,549,718)	(7,184,280)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$208,329,716	$205,155,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Period from January 30, 2025 (inception) through June 30, 2025
General and administrative expenses	$1,090,472	$107,286	$1,365,438	$191,724
Loss from Operations	(1,090,472)	(107,286)	(1,365,438)	(191,724)

Other income:
Interest earned on investments held in Trust Account	1,838,193	181,454	3,633,968	181,454

Net Income (Loss)	$747,721	$74,168	$2,268,530	$(10,270)

Weighted average shares outstanding, Redeemable Class A Ordinary Shares	20,000,000	2,288,889	20,000,000	1,364,238
Basic net income (loss) per share, Redeemable Class A Ordinary Shares	$0.03	$0.01	$0.08	$(0.00)
Weighted average shares outstanding, Redeemable Class A Ordinary Shares	20,000,000	2,288,889	20,000,000	5,888,521
Diluted net income (loss) per share, Redeemable Class A Ordinary Shares	$0.03	$0.01	$0.08	$(0.00)

Weighted average shares outstanding, Non-redeemable Class A and Class B Ordinary Shares (1)(2)	7,266,667	5,925,926	7,266,667	1,364,238
Basic net income (loss) per share, Non-redeemable Class A and Class B Ordinary Shares	$0.03	$0.01	$0.08	$(0.00)
Weighted average shares outstanding, Non-redeemable Class A and Class B Ordinary Shares (1)(2)	7,266,667	5,925,926	7,266,667	5,888,521
Diluted net income (loss) per share, Non-redeemable Class A and Class B Ordinary Shares	$0.03	$0.01	$0.08	$(0.00)

(1)	On May 29, 2025, the Company, through a share capitalization, issued to the Sponsor an additional 958,333 Founder Shares, resulting in the Sponsor holding 6,708,333 Founder Shares in the aggregate. All share and per-share data have been retroactively presented (see Note 5).
(2)	Excludes up to 875,000 Class B ordinary shares that were subject to forfeiture if the Over-Allotment Option (see Note 6) was not exercised in full or in part by the Underwriters (up to June 20, 2025 for calculation of basic weighted average shares outstanding). On June 20, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	600,000	$60	6,666,667	$667	$—	$(7,185,007)	$(7,184,280)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,795,775)	(1,795,775)

Net income	—	—	—	—	—	1,520,809	1,520,809

Balance – March 31, 2026	600,000	60	6,666,667	667	—	(7,459,973)	(7,459,246)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,838,193)	(1,838,193)

Net income	—	—	—	—	—	747,721	747,721

Balance – June 30, 2026	600,000	$60	6,666,667	$667	$—	$(8,550,445)	$(8,549,718)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM JANUARY 30, 2025 (INCEPTION)

THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance — January 30, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor (1)(2)	—	—	6,708,333	671	—	24,329	—	25,000

Net loss	—	—	—	—	—	—	(84,438)	(84,438)

Balance – March 31, 2025 (unaudited)	—	—	6,708,333	671	—	24,329	(84,438)	(59,438)

Sale of 600,000 Private Placement Units	600,000	60	—	—	(2,000,000)	5,999,940	—	4,000,000

Fair value of rights included in Public Units	—	—	—	—	—	3,160,000	—	3,160,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	—	(217,356)	—	(217,356)

Forfeiture of Founder Shares	—	—	(41,666)	(4)	—	4	—	—

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(8,966,917)	(6,781,387)	(15,748,304)

Net income	—	—	—	—	—	—	74,168	74,168

Balance – June 30, 2025 (unaudited)	600,000	$60	6,666,667	$667	$(2,000,000)	$—	$(6,791,657)	$(8,790,930)

(1)	On May 29, 2025, the Company, through a share capitalization, issued to the Sponsor an additional 958,333 Founder Shares, resulting in the Sponsor holding 6,708,333 Founder Shares in the aggregate. All share and per-share data have been retroactively presented (see Note 5).
(2)	Includes up to 875,000 Class B ordinary shares that were subject to forfeiture if the Over-Allotment Option (see Note 6) was not exercised in full or in part by the Underwriters. On June 20, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,	For the Period from January 30, 2025 (inception) through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,268,530	$(10,270)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid via IPO Promissory Note – related party	—	35,894
General and administrative expenses paid via advances from Sponsor	—	93,601
Interest earned on investments held in Trust Account	(3,633,968)	(181,454)
Changes in operating assets and liabilities:
Prepaid expenses	(36,082)	(9,417)
Long-term prepaid insurance	48,783	—
Accrued offering costs	(20,417)	—
Accrued expenses	926,415	71,646
Net cash used in operating activities	(446,739)	—

Cash Flows from Investing Activities:
Investments held in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Units	—	6,000,000
Share subscription receivable	—	(2,000,000)
Net cash provided by financing activities	—	200,000,000

Net Change in Cash	(446,739)	—
Cash – Beginning of period	736,280	—
Cash – End of period	$289,541	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$75,000
Deferred offering costs paid through IPO Promissory Note – related party	$—	$264,106
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
General and administrative expenses paid through IPO Promissory Note – related party	$—	$35,894
General and administrative expenses paid through advances from Sponsor	$—	$93,601
Prepaid expenses paid through advances from Sponsor	$—	$302,400
Prepaid expenses applied against accrued offering costs	$20,417	$—
Forfeiture of Founder Shares	$—	$4
Deferred Fee	$—	$8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 30, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below) and identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2025 (File No. 333-287279), was declared effective on June 17, 2025, as amended (the “IPO Registration Statement”). On June 20, 2025, the Company consummated the initial public offering of 20,000,000 units (the “Public Units”), which included the partial exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 2,500,000 units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $200,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 600,000 units (the “Private Placement Units” and together with the Public Units, the “Units”) to (i) the Company’s sponsor, Axiom Intelligence Holdings 1 LLC (the “Sponsor”), (ii) Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), a representative of the several underwriters of the Initial Public Offering (collectively, the “Underwriters”) and (iii) Seaport Global Securities LLC (“Seaport”), a representative of the Underwriters, at a price of $10.00 per Private Placement Unit, or $6,000,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units, CCM purchased 160,000 Private Placement Units, and Seaport purchased 40,000 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights,” and together with the Public Rights, the “Rights”).

Transaction costs amounted to $12,624,206, consisting of $4,000,000 of cash underwriting fees, the Deferred Fee (as defined in Note 6) of $8,000,000, and $624,206 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee (as defined below) held and taxes payable, if any, on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders are entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.39 per Public Share as of June 30, 2026.

The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at a redemption value and were classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Terra Quantum Business Combination Agreement

On May 25, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Terra Quantum AG, a company limited by shares organized under the laws of Switzerland (“Terra Quantum”), Markus Pflitsch, an individual, solely in his capacity as representative for the shareholders of Terra Quantum, the shareholders of Swiss HoldCo (as defined below) and the management shareholders (the “Shareholder Representative”), and, solely for purposes of Section 11.3 of the Business Combination Agreement, Douglas Ward (“Ward”). Pursuant to the terms of the Business Combination Agreement, the Sponsor will form a public limited company organized under the Laws of Switzerland (“PubCo”), and PubCo will form an exempted company limited by shares incorporated under the laws of the Cayman Islands, to be a direct wholly owned subsidiary of PubCo (“Merger Sub” and, together with PubCo each, individually, an “Acquisition Entity”). Following the formation of each Acquisition Entity, each such Acquisition Entity will enter into a joinder to the Business Combination Agreement, in form and substance satisfactory to the Company and Terra Quantum. The Business Combination Agreement and the transactions contemplated thereby were recommended by the special committee of the Board of Directors of the Company and were unanimously approved by the Board of Directors of each of the Company and Terra Quantum. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Business Combination Agreement.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Business Combination Agreement provides for, among other things, the following transactions: (i) prior to the Initial Closing, the shareholders of Terra Quantum will form a company limited by shares organized under the laws of Switzerland (“Swiss HoldCo”), and the shareholders of Terra Quantum will contribute their Company Shares into Swiss HoldCo (the “Swiss HoldCo Contribution”) such that Terra Quantum becomes a subsidiary of Swiss HoldCo; (ii) the Company will merge with and into Merger Sub, with Merger Sub as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”); and (iii) not earlier than one Business Day following the Initial Merger, Swiss HoldCo will merge with and into PubCo, with PubCo as the surviving entity in the merger (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Terra Quantum Business Combination”. The Terra Quantum Business Combination is expected to close following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) immediately prior to the Initial Merger, every ten (10) Company Rights will be converted into one (1) Company Class A Ordinary Share; provided, that no fraction of a Company Class A Ordinary Share will be issued, and each person who would otherwise be entitled to a fraction of a Company Class A Ordinary Share shall instead have the number of Company Class A Ordinary Shares issued to such person rounded down in the aggregate to the nearest whole Company Class A Ordinary Share; (ii) each issued and outstanding Company Ordinary Share, including the new shares issued in conversion with the SPAC Rights, will be cancelled and exchanged for one PubCo Ordinary Share; and (iii) each Swiss HoldCo ordinary share issued and outstanding immediately prior to the Acquisition Merger will be cancelled and exchanged for the right to receive a number of newly issued PubCo Ordinary Shares equal to the Exchange Ratio (as defined in the Business Combination Agreement).

In addition to the consideration described above, the Swiss HoldCo Shareholders (including the holders of Assumed Virtual Share Awards) shall have the right to receive an aggregate of up to 50,000,000 additional PubCo Ordinary Shares (the “Swiss HoldCo Earnout Shares”), and certain management shareholders (or their respective nominees) shall have the right to receive an aggregate of up to 25,000,000 additional PubCo Ordinary Shares (the “Management Earnout Shares” and, together with the Swiss HoldCo Earnout Shares, the “Earnout Shares”), in each case in accordance with Section 2.7 of the Business Combination Agreement. The Earnout Shares shall be issuable in three tranches upon the satisfaction of the following conditions during the eight-year period commencing on the Acquisition Closing Date: (x) 25,000,000 Earnout Shares upon the 30-day VWAP of the PubCo Ordinary Shares equaling or exceeding $12.50; (y) 25,000,000 Earnout Shares upon the 30-day VWAP equaling or exceeding $15.00; and (z) 25,000,000 Earnout Shares upon the 30-day VWAP equaling or exceeding $17.50. Vesting of all outstanding Earnout Shares shall accelerate upon a Change of Control of PubCo, pursuant to which the consideration payable per share equals or exceeds the applicable VWAP threshold.

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The parties have also agreed, among other things, (i) that PubCo will adopt a new equity incentive plan establishing an initial share reserve equal to 10% of the outstanding PubCo Ordinary Shares on a fully diluted basis immediately following the Acquisition Closing (and including a 5% annual “evergreen” provision), and (ii) that on the Acquisition Closing, the Board of Directors of PubCo shall be reconstituted to consist of seven (7) directors, which shall include five (5) directors designated by Terra Quantum and two (2) directors designated by the Company. For U.S. federal income tax purposes, it is intended that the SPAC Reorganization will qualify as a “reorganization” under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended.

Conditions to Each Party’s Obligations

The obligations of the Company and Terra Quantum to consummate the Terra Quantum Business Combination are subject to certain closing conditions, including, but not limited to, (i) the Proxy/Registration Statement has become effective; (ii) the approval by the Company shareholders and the shareholders of Terra Quantum (or Swiss HoldCo shareholders, as applicable) of the transactions contemplated by the Business Combination Agreement and the other transaction proposals has been obtained; (iii) (a) PubCo’s listing application with Nasdaq is approved and (b) the PubCo Ordinary Shares to be issued in connection with the Terra Quantum Business Combination shall have been approved for listing on Nasdaq, subject to official notice of issuance; (iv) the accuracy of representations and warranties to various standards; (v) material compliance with pre-closing covenants; (vi)the establishment and securing of a combined company directors’ and officers’ liability insurance policy providing tail coverage for the Company; (vii) the bring-down to closing of a representation that no material adverse effect has occurred (both for the Company and Terra Quantum); (viii) the absence of a legal prohibition on consummating the transaction; (ix) compliance by Sponsor with certain provisions in the Sponsor Support Agreement (as defined below); (x) compliance by the shareholders of Terra Quantum with certain provisions in the Shareholder Support Agreements (as defined below); (xi) the delivery of customary certificates, ancillary agreements, and the Employment Agreements; and (xii) the receipt by the Company of a fairness opinion from an independent investment banking firm or other independent entity.

Termination

The Business Combination Agreement may be terminated under customary and limited circumstances prior to the Closing of the Terra Quantum Business Combination, including, but not limited to: (i) by mutual written consent of the Company and Terra Quantum; (ii) by the Company or Terra Quantum if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any final and nonappealable Governmental Order making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions; (iii) by the Company or Terra Quantum if the Acquisition Closing shall not have occurred on the 30th Business Day following the occurrence of the Initial Closing; (iv) by Terra Quantum if the required vote at the Company Shareholders’ Meeting has not been obtained; (v) by Terra Quantum if the Company breaches certain provisions of the Business Combination Agreement; (vi) by the Company if there is any breach of any representation, warranty, covenant or agreement on the part of Terra Quantum or Swiss HoldCo such that the closing conditions would not be satisfied, subject to a 30-day cure period; and (vii) by Terra Quantum if there is any breach of any representation, warranty, covenant or agreement on the part of the Company or any Acquisition Entity such that the closing conditions would not be satisfied, subject to a 30-day cure period. In addition, the Business Combination Agreement may be terminated by either the Company or Terra Quantum if the transactions contemplated by the Business Combination Agreement have not been consummated on or prior to the date that is one (1) year after the initial filing date of the Proxy/Registration Statement with the SEC.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Survival; No Post-Closing Indemnification

None of the parties nor any of their respective Affiliates, officers, directors, shareholders or Representatives shall have any liability following the Acquisition Closing for any breach of any representation, warranty, covenant or agreement contained in the Business Combination Agreement (other than covenants and agreements that by their terms expressly contemplate performance in whole or in part after the Acquisition Closing), and no claim may be brought by any Person against any party or any of their respective Affiliates, officers, directors, shareholders or Representatives with respect thereto.

The Business Combination Agreement contains representations, warranties, covenants and other agreements that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Terra Quantum and Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which Sponsor has agreed, among other things: (a) to vote all of its SPAC Shares in favor of the transactions contemplated by the Business Combination Agreement and other transaction proposals; (b) to vote against any proposals that would materially impede the transactions contemplated by the Business Combination Agreement or any other transaction proposal; (c) not to redeem any of its SPAC Shares in connection with SPAC Share Redemptions; (d) not to Transfer any of its SPAC Shares prior to the Acquisition Closing; and (e) not to Transfer any PubCo Ordinary Shares received in connection with the Initial Merger until the earlier of (i) 180 days after the Acquisition Closing Date, or earlier if, subsequent to the Acquisition Closing Date, the VWAP of the PubCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Acquisition Closing Date, or (ii) subsequent to the Acquisition Closing Date, the date on which PubCo consummates a liquidation, merger, share exchange or other similar transaction which results in all of PubCo’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property, in each case subject to certain permitted transfers.

Shareholder Voting, Support and Lock-Up Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Terra Quantum entered into a form of Shareholder Voting, Support and Lock-Up Agreement (the “Shareholder Support Agreement”), to be entered into by certain shareholders of Terra Quantum, pursuant to which such shareholders will agree, among other things: (a) to vote all of their Company Shares (or, following the Swiss HoldCo Contribution, their Swiss HoldCo Shares) in favor of the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement; (b) to vote against any proposals that would materially impede the transactions contemplated by the Business Combination Agreement; (c) to participate in the Swiss HoldCo Contribution; (d) to waive any dissenters’ rights and pre-emptive rights in connection with the transactions; (e) not to Transfer any of their Subject Shares prior to the Acquisition Closing; and (f) not to Transfer any PubCo Ordinary Shares received as Shareholder Merger Consideration until the earlier of (i) 180 days after the Acquisition Closing Date, or earlier if, subsequent to the Acquisition Closing Date, the VWAP of the PubCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Acquisition Closing Date, or (ii) subsequent to the Acquisition Closing Date, the date on which Terra Quantum consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of Terra Quantum’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property, in each case subject to certain permitted transfers.

Going Concern Consideration

As of June 30, 2026, the Company had cash of $289,541 and had a working capital deficit of $549,718.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans at that time. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2027.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and six months ended June 30, 2026, for the three months ended June 30, 2025 and for the period from January 30, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $289,541 and $736,280 and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $207,868,662 and $204,234,694, respectively, were held in money market funds.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, the (i) Class A Ordinary Shares and (ii) Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between redeemable Class A Ordinary Shares and the sum of non-redeemable Class A and Class B Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the respective periods.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2026		For the Period from January 30, 2025 (inception) through June 30, 2025
	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$548,451	$199,270	$20,665	$53,503	$1,663,958	$604,572	$(1,932)	$(8,338)
Denominator:
Basic weighted average Ordinary Shares outstanding	20,000,000	7,266,667	2,288,889	5,925,926	20,000,000	7,266,667	1,364,238	5,888,521
Basic net income (loss) per Ordinary Share	$0.03	$0.03	$0.01	$0.01	$0.08	$0.08	$(0.00)	$(0.00)

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2026		For the Period from January 30, 2025 (inception) through June 30, 2025
	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income (loss) per Ordinary Share
Numerator:
Allocation of net income (loss)	$548,451	$199,270	$20,665	$53,503	$1,663,958	$604,572	$(1,932)	$(8,338)
Denominator:
Diluted weighted average Ordinary Shares outstanding	20,000,000	7,266,667	2,288,889	5,925,926	20,000,000	7,266,667	1,364,238	5,888,521
Diluted net income (loss) per Ordinary Share	$0.03	$0.03	$0.01	$0.01	$0.08	$0.08	$(0.00)	$(0.00)

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets.

As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Rights	(3,160,000)
Class A Ordinary Shares issuance costs	(12,406,850)
Plus:
Accretion of carrying value to redemption value	19,801,544
Class A Ordinary Shares subject to possible redemption, December 31, 2025	204,234,694
Plus:
Accretion of carrying value to redemption value	1,795,775
Class A Ordinary Shares subject to possible redemption, March 31, 2026	206,030,469
Plus:
Accretion of carrying value to redemption value	1,838,193
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$207,868,662

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40), which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

Management does not believe that there are any recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 30, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, for which the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor (such shares, collectively, the “Founder Shares”). On May 29, 2025, the Company capitalized $95.8333 standing to the credit of its share premium account and applied such sum on the Sponsor’s behalf toward paying up in full (as to the full par value of $0.0001 per share) an aggregate of 958,333 unissued Class B Ordinary Shares, which were allotted and issued to the Sponsor. Up to 875,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option (as defined in Note 6) was exercised. On June 20, 2025, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares.

On June 16, 2025, the Sponsor granted membership interests equivalent to an aggregate of 150,000 Founder Shares to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 150,000 Founder Shares represented by such membership interests assigned to the holders of such interests on June 16, 2025 was $236,250 or $1.575 per Founder Share. The Company established the initial fair value Founder Shares on June 16, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team, which takes into consideration the market adjustment of 16.0%, a risk-free rate of 4.15% and a stock price of $9.84. The Founder Shares are classified as “Level 3” at the measurement date due to the use of unobservable inputs, and other risk factors (see Note 8). The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares as represented by membership interests granted times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination was not considered probable and therefore no compensation expense had been recognized.

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on June 17, 2025 through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support services (the “Administrative Services Agreement”). For the three and six months ended June 30, 2026, the Company incurred and accrued an aggregate of $30,000 and $60,000, under the Administrative Services Agreement, respectively. For the three months ended June 30, 2025 and for the period from January 30, 2025 (inception) through June 30, 2025, the Company incurred $497 in fees for these services which were included in the accrued expenses in the accompanying balance sheet. As of June 30, 2026 and December 31, 2025, $60,000 and $0 were accrued under the Administrative Services Agreement in the accompanying condensed balance sheets, respectively.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Except as set forth above, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such Working Capital Loans. Such units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units (and their underlying securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held by the holders of the Founder Shares at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement, dated June 17, 2025, by and among the Company and certain security holders. These holders are entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. CCM and Seaport may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, CCM and Seaport may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting fee of 4.00% of the gross proceeds of the Initial Public Offering, or $8,000,000, payable upon the closing of an initial Business Combination, but such deferred underwriting discount shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of an initial Business Combination (the “Deferred Fee”).

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding 20,000,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 6,666,667 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for any share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares and the Class A Ordinary Shares underlying the Private Placement Rights), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination or certain amendments to the Amended and Restated Articles prior to an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an Ordinary Resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$207,868,662	$204,234,694

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$289,541	$736,280
Investments held in Trust Account	$207,868,662	$204,234,694

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Period from January 30, 2025 (inception) through June 30, 2025
General and administrative expenses	$1,090,472	$107,286	$1,365,438	$191,724
Interest earned on investments held in Trust Account	$1,838,193	$181,454	$3,633,968	$181,454

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

All other segment items included in net income (loss) are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

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

On July 27, 2026, the Company issued an unsecured promissory note (the “Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor for the Company’s working capital needs. The Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation.

Amounts outstanding under the Promissory Note are convertible, at the option of the Sponsor, into units of the Company (the “Conversion Units”), at a conversion price of $10.00 per Conversion Unit, with each unit consisting of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one right to receive one-tenth of one Class A Ordinary Share upon consummation of the initial Business Combination. The Conversion Units will be identical to the Private Placement Units and are entitled to registration rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item 2 regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Terra Quantum Business Combination

On May 25, 2026, the Company entered into the Business Combination Agreement with Terra Quantum, the Shareholder Representative, and, solely for purposes of Section 11.3 of the Business Combination Agreement, Ward. Pursuant to the terms of the Business Combination Agreement, the Sponsor will form PubCo, and PubCo will form Merger Sub. Following the formation of each Acquisition Entity, each such Acquisition Entity will enter into a joinder to the Business Combination Agreement, in form and substance satisfactory to the Company and Terra Quantum. The Business Combination Agreement and the transactions contemplated thereby were recommended by the special committee of the Board of Directors of the Company and were unanimously approved by the Board of Directors of each of the Company and Terra Quantum. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Business Combination Agreement.

Business Combination Agreement

The Business Combination Agreement provides for, among other things, the following transactions: (i) prior to the Initial Closing, the shareholders of Terra Quantum will form Swiss HoldCo, and the shareholders of Terra Quantum will contribute their Company Shares into Swiss HoldCo such that Terra Quantum becomes a subsidiary of Swiss HoldCo; (ii) the Company will merge with and into Merger Sub, with Merger Sub as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo; and (iii) not earlier than one Business Day following the Initial Merger, Swiss HoldCo will merge with and into PubCo, with PubCo as the surviving entity in the merger. The Initial Merger, the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Terra Quantum Business Combination”. The Terra Quantum Business Combination is expected to close following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The parties have also agreed, among other things, (i) that PubCo will adopt a new equity incentive plan establishing an initial share reserve equal to 10% of the outstanding PubCo Ordinary Shares on a fully diluted basis immediately following the Acquisition Closing (and including a 5% annual “evergreen” provision), and (ii) that on the Acquisition Closing, the Board of Directors of PubCo shall be reconstituted to consist of seven (7) directors, which shall include five (5) directors designated by Terra Quantum and two (2) directors designated by the Company. For U.S. federal income tax purposes, it is intended that the SPAC Reorganization will qualify as a “reorganization” under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended.

Conditions to Each Party’s Obligations

The obligations of the Company and Terra Quantum to consummate the Terra Quantum Business Combination are subject to certain closing conditions, including, but not limited to, (i) the Proxy/Registration Statement has become effective; (ii) the approval by the Company shareholders and the shareholders of Terra Quantum (or Swiss HoldCo shareholders, as applicable) of the transactions contemplated by the Business Combination Agreement and the other transaction proposals has been obtained; (iii) (a) PubCo’s listing application with Nasdaq is approved and (b) the PubCo Ordinary Shares to be issued in connection with the Terra Quantum Business Combination shall have been approved for listing on Nasdaq, subject to official notice of issuance; (iv) the accuracy of representations and warranties to various standards; (v) material compliance with pre-closing covenants; (vi)the establishment and securing of a combined company directors’ and officers’ liability insurance policy providing tail coverage for the Company; (vii) the bring-down to closing of a representation that no material adverse effect has occurred (both for the Company and Terra Quantum); (viii) the absence of a legal prohibition on consummating the transaction; (ix) compliance by Sponsor with certain provisions in the Sponsor Support Agreement (as defined below); (x) compliance by the shareholders of Terra Quantum with certain provisions in the Shareholder Support Agreements (as defined below); (xi) the delivery of customary certificates, ancillary agreements, and the Employment Agreements; and (xii) the receipt by the Company of a fairness opinion from an independent investment banking firm or other independent entity.

Termination

The Business Combination Agreement may be terminated under customary and limited circumstances prior to the Closing of the Terra Quantum Business Combination, including, but not limited to: (i) by mutual written consent of the Company and Terra Quantum; (ii) by the Company or Terra Quantum if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any final and nonappealable Governmental Order making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions; (iii) by the Company or Terra Quantum if the Acquisition Closing shall not have occurred on the 30th Business Day following the occurrence of the Initial Closing; (iv) by Terra Quantum if the required vote at the Company Shareholders’ Meeting has not been obtained; (v) by Terra Quantum if the Company breaches certain provisions of the Business Combination Agreement; (vi) by the Company if there is any breach of any representation, warranty, covenant or agreement on the part of Terra Quantum or Swiss HoldCo such that the closing conditions would not be satisfied, subject to a 30-day cure period; and (vii) by Terra Quantum if there is any breach of any representation, warranty, covenant or agreement on the part of the Company or any Acquisition Entity such that the closing conditions would not be satisfied, subject to a 30-day cure period. In addition, the Business Combination Agreement may be terminated by either the Company or Terra Quantum if the transactions contemplated by the Business Combination Agreement have not been consummated on or prior to the date that is one (1) year after the initial filing date of the Proxy/Registration Statement with the SEC. The Business Combination Agreement also permits the Company to terminate the agreement during the Diligence Review Period if the Company determines, in its sole discretion, that the results of its continuing due diligence investigation of Terra Quantum, Swiss HoldCo or the Transactions are not satisfactory to the Company. In the event of such termination, Ward, the Company CEO, will be required to pay Terra Quantum a termination fee of $15,000,000 within five (5) Business Days following such termination.

Survival; No Post-Closing Indemnification

None of the parties nor any of their respective Affiliates, officers, directors, shareholders or Representatives shall have any liability following the Acquisition Closing for any breach of any representation, warranty, covenant or agreement contained in the Business Combination Agreement (other than covenants and agreements that by their terms expressly contemplate performance in whole or in part after the Acquisition Closing), and no claim may be brought by any Person against any party or any of their respective Affiliates, officers, directors, shareholders or Representatives with respect thereto.

The Business Combination Agreement contains representations, warranties, covenants and other agreements that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Business Combination Agreement.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Terra Quantum and Sponsor entered into the Sponsor Support Agreement, pursuant to which Sponsor has agreed, among other things: (a) to vote all of its SPAC Shares in favor of the transactions contemplated by the Business Combination Agreement and other transaction proposals; (b) to vote against any proposals that would materially impede the transactions contemplated by the Business Combination Agreement or any other transaction proposal; (c) not to redeem any of its SPAC Shares in connection with SPAC Share Redemptions; (d) not to Transfer any of its SPAC Shares prior to the Acquisition Closing; and (e) not to Transfer any PubCo Ordinary Shares received in connection with the Initial Merger until the earlier of (i) 180 days after the Acquisition Closing Date, or earlier if, subsequent to the Acquisition Closing Date, the VWAP of the PubCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Acquisition Closing Date, or (ii) subsequent to the Acquisition Closing Date, the date on which PubCo consummates a liquidation, merger, share exchange or other similar transaction which results in all of PubCo’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property, in each case subject to certain permitted transfers.

Shareholder Voting, Support and Lock-Up Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Terra Quantum entered into a form of the Shareholder Support Agreement, to be entered into by certain shareholders of Terra Quantum, pursuant to which such shareholders will agree, among other things: (a) to vote all of their Company Shares (or, following the Swiss HoldCo Contribution, their Swiss HoldCo Shares) in favor of the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement; (b) to vote against any proposals that would materially impede the transactions contemplated by the Business Combination Agreement; (c) to participate in the Swiss HoldCo Contribution; (d) to waive any dissenters’ rights and pre-emptive rights in connection with the transactions; (e) not to Transfer any of their Subject Shares prior to the Acquisition Closing; and (f) not to Transfer any PubCo Ordinary Shares received as Shareholder Merger Consideration until the earlier of (i) 180 days after the Acquisition Closing Date, or earlier if, subsequent to the Acquisition Closing Date, the VWAP of the PubCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Acquisition Closing Date, or (ii) subsequent to the Acquisition Closing Date, the date on which Terra Quantum consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of Terra Quantum’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property, in each case subject to certain permitted transfers.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 30, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $747,721 which consists of interest earned on investments held in the Trust Account of $1,838,193, offset by general and administrative expenses of $1,090,472.

For the three months ended June 30, 2025, we had net income of $74,168 which consists of interest earned on investments held in the Trust Account of $181,454, offset by general and administrative expenses of $107,286.

For the six months ended June 30, 2026, we had net income of $2,268,530 which consists of interest earned on investments held in the Trust Account of $3,633,968, offset by general and administrative expenses of $1,365,438.

For the period from January 30, 2025 (inception) through June 30, 2025, we had a net loss of $10,270 which consists of general and administrative expenses of $191,724, offset by interest earned on investments held in the Trust Account of $181,454.

Liquidity and Capital Resources

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option and the Private Placement, a total of $200,000,000 was initially placed in the Trust Account. We incurred fees of $12,624,206, consisting of $4,000,000 of cash underwriting fees, the Deferred Fee of $8,000,000, and $624,206 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $446,739. Net income of $2,268,530 was affected by interest earned on investments held in the Trust Account of $3,633,968. Changes in operating assets and liabilities provided $918,619 of cash for operating activities.

For the period from January 30, 2025 (inception) through June 30, 2025, net cash used in operating activities was $0. Net loss of $10,270 was affected by interest earned on investments held in the Trust Account of $181,454, payment of general and administrative expenses through the IPO Promissory Note of $35,894, and payment of general and administrative expenses through advances from the Sponsor of $93,601. Changes in operating assets and liabilities provided $62,209 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $207,868,662 (including approximately $3,633,968 of interest earned for the six months ended June 30, 2026) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Going Concern Consideration

As of June 30, 2026, we had cash held outside of the Trust Account of $289,541 and a working capital deficit of $549,718. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

On July 27, 2026, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to the Promissory Note. The Promissory Note was non-interest bearing, unsecured, shall be due and payable in cash on the earlier of (a) the date that the Company consummates the initial Business Combination, and (b) the date that the Company liquidates.

Notwithstanding anything contained in the Promissory Note to the contrary, at the Sponsor’s option, at any time prior to payment in full of the principal balance of the Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Promissory Note into number of Conversion Units, each Conversion Unit consisting of one Class A Ordinary Share of the Company and one Right to receive one-tenth (1/10) of a Class A Ordinary Share of the Company equal to: (x) the portion of the principal amount of the Promissory Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Units. Other than to the extent prohibited by the Company’s Amended and Restated Articles, the Conversion Units shall be identical to the Private Placement Units issued to the Sponsor in the Private Placement that simultaneously closed on the Company’s Initial Public Offering.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 17, 2025, and until the completion of our Business Combination or liquidation, we may reimburse the Sponsor an aggregate of $10,000 per month for office space, utilities and secretarial and administrative services pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, the Company incurred and accrued an aggregate of $30,000 and $60,000, under the Administrative Services Agreement, respectively. For the three months ended June 30, 2025 and for the period from January 30, 2025 (inception) through June 30, 2025, the Company incurred $497 in fees for these services which were included in the accrued expenses in the accompanying balance sheets.

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

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of Ordinary Shares, the (i) Class A Ordinary Shares and (ii) Company’s Class B Ordinary Shares, par value $0.0001 per share. Income and losses are shared pro rata between redeemable Class A Ordinary Shares and the sum of non-redeemable Class A and Class B Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the respective periods.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40), which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Q2 Quarterly Report, (iii) 2025 Annual Report and (iv) 2026 Q1 Quarterly Report. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For the risks related to Terra Quantum and the Terra Quantum Business Combination, please see the registration statement on Form F-4 for the Terra Quantum Business Combination, once filed.

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

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2025 Q2 Quarterly Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of May 25, 2026, by and among Axiom Intelligence Acquisition Corp 1, Terra Quantum AG, Markus Pflitsch and Douglas Ward (1)
10.1	Sponsor Support Agreement, dated as of May 25, 2026, by and among Terra Quantum AG, Axiom Intelligence Acquisition Corp 1 and Axiom Intelligence Holdings 1, LLC (1)
10.2	Form of Shareholder Voting, Support and Lock-Up Agreement, by and among Axiom Intelligence Acquisition Corp 1, Terra Quantum AG and the shareholders party thereto (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXIOM INTELLIGENCE ACQUISITION CORP 1

Dated: August 13, 2026	By:	/s/ Douglas Ward
	Name:	Douglas Ward
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ W. Robert Dilling, Jr.
	Name:	W. Robert Dilling, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

