Form 10-Q
period 2026-09-30
Axiom Intelligence Acquisition Corp 1
filed 2026-11-13
CIK 2057030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 20,600,000 Class A Ordinary Shares, par value $0.0001 per share, and 6,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

AXIOM INTELLIGENCE ACQUISITION CORP 1

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026, and for the Period from January 30, 2025 (inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026, and for the Period from January 30, 2025 (inception) through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from January 30, 2025 (inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33

Item 4.	Controls and Procedures.	33

PART II – OTHER INFORMATION		34

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities.	35

Item 4.	Mine Safety Disclosures.	35

Item 5.	Other Information.	35

Item 6.	Exhibits.	35

SIGNATURES		36

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 25, 2026;

●	“2025 Q2 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 12, 2025;

●	“2026 Q1 Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 17, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC, a representative of the Underwriters (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●

“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 20, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Axiom Intelligence Acquisition Corp 1, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Conversion Units” are to units that can be converted from the amounts outstanding under the WCL Promissory Note (as defined below), at the option of the Sponsor;

●	“Deferred Fee” are to the additional aggregate fee $8,000,000 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 20, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 30, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 17, 2025 (File No. 333-287279);

●	“Letter Agreement” are to the Letter Agreement, dated June 17, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the additional 2,625,000 units that the Underwriters could purchase pursuant to the Over-Allotment Option (as defined below), which was partially exercised;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was partially exercised in the amount of 2,500,000 Option Units;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, CCM and Seaport (as defined below) in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, CCM and Seaport in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor, CCM and Seaport in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 17, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated June 17, 2025, which we entered into with CCM and Seaport, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units issued in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 17, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Seaport” are to Seaport Global Securities LLC, a representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Axiom Intelligence Holdings 1 LLC, a Delaware limited liability company;

●	“Terra Quantum” are to Terra Quantum AG, a company limited by shares organized under the laws of Switzerland;

●	“Terra Quantum BCA” are to Business Combination Agreement, dated May 25, 2026, which we entered into with (i) Terra Quantum, (ii) Markus Pflitsch, an individual, solely in his capacity as representative for the Company Shareholders’ (as defined in the Terra Quantum BCA), the Swiss HoldCo Shareholders’ (as defined in the Terra Quantum BCA) and the Management Shareholders (as defined in the Terra Quantum BCA), and (iii) Douglas Ward, our Chief Executive Officer, solely for purposes of Section 11.3 of the Terra Quantum BCA;

●	“Terra Quantum Business Combination” are to the transactions contemplated by the Terra Quantum BCA and the related ancillary documents, collectively;

●	“Terra Quantum Registration Statement” are to the Registration Statement on Form F-4 to be filed with the SEC in connection with the Terra Quantum Business Combination, which includes a preliminary proxy statement/prospectus of our Company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 17, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the underwriting agreement, dated June 17, 2025, which we entered into with CCM and Seaport, as representatives of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“WCL Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $1,000,000 issued to our Sponsor on July 27, 2026; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current Assets
Cash	$166,607	$736,280
Prepaid expenses	142,526	135,431
Total Current Assets	309,133	871,711

Long-term prepaid insurance	—	48,783
Investments held in Trust Account	209,769,959	204,234,694
Total Assets	$210,079,092	$205,155,188

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current Liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	296,926	29,774
WCL Promissory Note	800,000	—
Deferred Legal Fees	306,599	—
Total Current Liabilities	1,403,525	104,774

Deferred Fee	8,000,000	8,000,000
Total Liabilities	9,403,525	8,104,774

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 20,000,000 shares at redemption value of $10.49 and $10.21 per share as of September 30, 2026 and December 31, 2025, respectively	209,769,959	204,234,694

Shareholders’ Deficit
Preference shares, $0.0001 par value per share; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value per share; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	60	60
Class B Ordinary Shares, $0.0001 par value per share; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	667	667
Share subscription receivable	—	—
Additional paid-in capital	—	—
Accumulated deficit	(9,095,119)	(7,185,007)
Total Shareholders’ Deficit	(9,094,392)	(7,184,280)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$210,079,092	$205,155,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from January 30, 2025 (inception) through September 30, 2025
General and administrative expenses	$544,674	$185,417	$1,910,112	$377,141
Loss from Operations	(544,674)	(185,417)	(1,910,112)	(377,141)

Other income:
Interest earned on investments held in Trust Account	1,901,297	2,084,399	5,535,265	2,265,853

Net Income	$1,356,623	$1,898,982	$3,625,153	$1,888,712

Weighted average shares outstanding, redeemable Class A Ordinary Shares	20,000,000	20,000,000	20,000,000	8,395,062
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.05	$0.07	$0.13	$0.13

Weighted average shares outstanding, non-redeemable Class A and Class B Ordinary Shares (1)(2)	7,266,667	7,266,667	7,266,667	6,434,979
Basic and diluted net income per share, non-redeemable Class A and Class B Ordinary Shares	$0.05	$0.07	$0.13	$0.13

(1)	On May 29, 2025, the Company, through a share capitalization, issued to the Sponsor an additional 958,333 Founder Shares, resulting in the Sponsor holding 6,708,333 Founder Shares in the aggregate. All share and per-share data have been retroactively presented (see Note 5).
(2)	Excludes up to 875,000 Class B ordinary shares that were subject to forfeiture if the Over-Allotment Option (see Note 6) was not exercised in full or in part by the Underwriters (up to June 20, 2025 for calculation of basic weighted average shares outstanding). On June 20, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	600,000	$60	6,666,667	$667	$—	$(7,185,007)	$(7,184,280)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,795,775)	(1,795,775)

Net income	—	—	—	—	—	1,520,809	1,520,809

Balance – March 31, 2026 (unaudited)	600,000	60	6,666,667	667	—	(7,459,973)	(7,459,246)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,838,193)	(1,838,193)

Net income	—	—	—	—	—	747,721	747,721

Balance – June 30, 2026 (unaudited)	600,000	60	6,666,667	667	—	(8,550,445)	(8,549,718)

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,901,297)	(1,901,297)

Net income	—	—	—	—	—	1,356,623	1,356,623

Balance – September 30, 2026 (unaudited)	600,000	$60	6,666,667	$667	$—	$(9,095,119)	$(9,094,392)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JANUARY 30, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance – January 30, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor (1)(2)	—	—	6,708,333	671	—	24,329	—	25,000

Net loss	—	—	—	—	—	—	(84,438)	(84,438)

Balance – March 31, 2025 (unaudited)	—	—	6,708,333	671	—	24,329	(84,438)	(59,438)

Sale of 600,000 Private Placement Units	600,000	60	—	—	(2,000,000)	5,999,940	—	4,000,000

Fair value of rights included in Public Units	—	—	—	—	—	3,160,000	—	3,160,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	—	(217,356)	—	(217,356)

Forfeiture of Founder Shares	—	—	(41,666)	(4)	—	4	—	—

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	(8,966,917)	(6,781,387)	(15,748,304)

Net income	—	—	—	—	—	—	74,168	74,168

Balance – June 30, 2025 (unaudited)	600,000	60	6,666,667	667	(2,000,000)	—	(6,791,657)	(8,790,930)

Settlement of Share Subscription Receivable	—	—	—	—	2,000,000	—	—	2,000,000

Accretion of Class A Ordinary Shares to redemption amount	—	—	—	—	—	—	(2,084,399)	(2,084,399)

Net income	—	—	—	—	—	—	1,898,982	1,898,982

Balance – September 30, 2025 (unaudited)	600,000	$60	6,666,667	$667	$—	$—	$(6,977,074)	$(6,976,347)

(1)	On May 29, 2025, the Company, through a share capitalization, issued to the Sponsor an additional 958,333 Founder Shares, resulting in the Sponsor holding 6,708,333 Founder Shares in the aggregate. All share and per-share data have been retroactively presented (see Note 5).
(2)	Includes up to 875,000 Class B ordinary shares that were subject to forfeiture if the Over-Allotment Option (see Note 6) was not exercised in full or in part by the Underwriters. On June 20, 2025, simultaneously with the closing of the Initial Public Offering, the Underwriters partially exercised the Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the Underwriters, 833,334 Founder Shares are no longer subject to forfeiture and 41,666 Founder Shares were forfeited, resulting in the Sponsor holding 6,666,667 Founder Shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Period from January 30, 2025 (inception) through September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,625,153	$1,888,712
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid via IPO Promissory Note – related party	—	35,894
General and administrative expenses paid via advances from Sponsor	—	140,242
Interest earned on investments held in Trust Account	(5,535,265)	(2,265,853)
Changes in operating assets and liabilities:
Prepaid expenses	(7,095)	68,801
Long-term prepaid insurance	48,783	—
Accrued expenses	267,152	32,864
Deferred Legal Fees	306,599	—
Net cash used in operating activities	(1,294,673)	(99,340)

Cash Flows from Investing Activities:
Investments held in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Units	—	6,000,000
Share subscription receivable	—	(2,000,000)
Settlement of share subscription receivable	—	2,000,000
Repayment of IPO Promissory Note – related party	—	(300,000)
Repayment of advances from Sponsor	—	(702,742)
Proceeds from WCL Promissory Note	800,000	—
Payment of offering costs included in accrued offering costs	(75,000)	—
Net cash provided by financing activities	725,000	200,997,258

Net Change in Cash	(569,673)	897,918
Cash – Beginning of period	736,280	—
Cash – End of period	$166,607	$897,918

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$75,000
Deferred offering costs paid through IPO Promissory Note – related party	$—	$264,106
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
General and administrative expenses paid through IPO Promissory Note – related party	$—	$35,894
General and administrative expenses paid through advances from Sponsor	$—	$140,242
Prepaid expenses paid through advances from Sponsor	$—	$302,400
Forfeiture of Founder Shares	$—	$4
Deferred Fee	$—	$8,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

Axiom Intelligence Acquisition Corp 1 (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 30, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On May 25, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Terra Quantum BCA”), with (i) Terra Quantum AG, a company limited by shares organized under the laws of Switzerland (“Terra Quantum”), (ii) Markus Pflitsch, an individual, solely in his capacity as representative for the shareholders of Terra Quantum, the shareholders of Swiss HoldCo (as defined below) and the management shareholders (the “Shareholder Representative”), and (iii) Douglas Ward, the Company’s Chief Executive Officer, solely for purposes of Section 11.3 of the Terra Quantum BCA. The transactions contemplated by the Terra Quantum BCA (collectively, the “Terra Quantum Business Combination”) were unanimously approved by the Company’s board of directors (the “Board”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 30, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2025 (File No. 333-287279), was declared effective on June 17, 2025 (as amended, the “IPO Registration Statement”). On June 20, 2025, the Company consummated the initial public offering of 20,000,000 units (the “Public Units”), which included the partial exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 2,500,000 Option Units (as defined in Note 6), at $10.00 per Public Unit, generating gross proceeds of $200,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

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

SEPTEMBER 30, 2026

Transaction costs amounted to $12,624,206, consisting of $4,000,000 of cash underwriting fees, the Deferred Fee (as defined in Note 6) of $8,000,000, and $624,206 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Except with respect to amounts withdrawn to pay taxes, if any, the proceeds from the Initial Public Offering and the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by June 20, 2027, 24 months from the closing of the Initial Public Offering, or by such earlier liquidation date as the Board may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders are entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.49 per Public Share as of September 30, 2026.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Terra Quantum Business Combination

On May 25, 2026, the Company entered into the Terra Quantum BCA. Pursuant to the terms of the Terra Quantum BCA, the Sponsor will form a public limited company organized under the Laws of Switzerland (“PubCo”), and PubCo will form an exempted company limited by shares incorporated under the laws of the Cayman Islands, to be a direct wholly owned subsidiary of PubCo (“Merger Sub” and, together with PubCo each, individually, an “Acquisition Entity”). Following the formation of each Acquisition Entity, each such Acquisition Entity will enter into a joinder to the Terra Quantum BCA, in form and substance satisfactory to the Company and Terra Quantum. The Terra Quantum BCA and the Terra Quantum Business Combination were recommended by the special committee of the Board and were unanimously approved by the board of directors of each of the Company and Terra Quantum. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Terra Quantum BCA.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Terra Quantum BCA provides for, among other things, the following transactions: (i) prior to the Initial Closing, the shareholders of Terra Quantum will form a company limited by shares organized under the laws of Switzerland (“Swiss HoldCo”), and the shareholders of Terra Quantum will contribute their Company Shares into Swiss HoldCo (the “Swiss HoldCo Contribution”) such that Terra Quantum becomes a subsidiary of Swiss HoldCo; (ii) the Company will merge with and into Merger Sub, with Merger Sub as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”); and (iii) not earlier than one Business Day following the Initial Merger, Swiss HoldCo will merge with and into PubCo, with PubCo as the surviving entity in the merger (the “Acquisition Merger”). The Terra Quantum Business Combination is expected to close following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Terra Quantum BCA, (i) immediately prior to the Initial Merger, every ten (10) Company Rights will be converted into one (1) Company Class A Ordinary Share; provided, that no fraction of a Company Class A Ordinary Share will be issued, and each person who would otherwise be entitled to a fraction of a Company Class A Ordinary Share shall instead have the number of Company Class A Ordinary Shares issued to such person rounded down in the aggregate to the nearest whole Company Class A Ordinary Share; (ii) each issued and outstanding Company Ordinary Share, including the new shares issued in conversion with the SPAC Rights, will be cancelled and exchanged for one PubCo Ordinary Share; and (iii) each Swiss HoldCo ordinary share issued and outstanding immediately prior to the Acquisition Merger will be cancelled and exchanged for the right to receive a number of newly issued PubCo Ordinary Shares equal to the Exchange Ratio (as defined in the Terra Quantum BCA).

In addition to the consideration described above, the Swiss HoldCo Shareholders (including the holders of Assumed Virtual Share Awards) shall have the right to receive an aggregate of up to 50,000,000 additional PubCo Ordinary Shares (the “Swiss HoldCo Earnout Shares”), and certain management shareholders (or their respective nominees) shall have the right to receive an aggregate of up to 25,000,000 additional PubCo Ordinary Shares (the “Management Earnout Shares” and, together with the Swiss HoldCo Earnout Shares, the “Earnout Shares”), in each case in accordance with Section 2.7 of the Terra Quantum BCA. The Earnout Shares shall be issuable in three tranches upon the satisfaction of the following conditions during the eight-year period commencing on the Acquisition Closing Date: (x) 25,000,000 Earnout Shares upon the 30-day VWAP of the PubCo Ordinary Shares equaling or exceeding $12.50; (y) 25,000,000 Earnout Shares upon the 30-day VWAP equaling or exceeding $15.00; and (z) 25,000,000 Earnout Shares upon the 30-day VWAP equaling or exceeding $17.50. Vesting of all outstanding Earnout Shares shall accelerate upon a Change of Control of PubCo, pursuant to which the consideration payable per share equals or exceeds the applicable VWAP threshold.

Representations and Warranties; Covenants

The Terra Quantum BCA contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The parties have also agreed, among other things, (i) that PubCo will adopt a new equity incentive plan establishing an initial share reserve equal to 10% of the outstanding PubCo Ordinary Shares on a fully diluted basis immediately following the Acquisition Closing (and including a 5% annual “evergreen” provision), and (ii) that on the Acquisition Closing, the Board of Directors of PubCo shall be reconstituted to consist of seven (7) directors, which shall include five (5) directors designated by Terra Quantum and two (2) directors designated by the Company. For U.S. federal income tax purposes, it is intended that the SPAC Reorganization will qualify as a “reorganization” under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Conditions to Each Party’s Obligations

The obligations of the Company and Terra Quantum to consummate the Terra Quantum Business Combination are subject to certain closing conditions, including, but not limited to, (i) the Registration Statement on Form F-4 to be filed with the SEC in connection with the Terra Quantum Business Combination, which includes a preliminary proxy statement/prospectus of the Company (the “Terra Quantum Registration Statement”), has become effective; (ii) the approval by the Company shareholders and the shareholders of Terra Quantum (or Swiss HoldCo shareholders, as applicable) of the transactions contemplated by the Terra Quantum BCA and the other transaction proposals has been obtained; (iii) (a) PubCo’s listing application with Nasdaq is approved and (b) the PubCo Ordinary Shares to be issued in connection with the Terra Quantum Business Combination shall have been approved for listing on Nasdaq, subject to official notice of issuance; (iv) the accuracy of representations and warranties to various standards; (v) material compliance with pre-closing covenants; (vi) the establishment and securing of a combined company directors’ and officers’ liability insurance policy providing tail coverage for the Company; (vii) the bring-down to closing of a representation that no material adverse effect has occurred (both for the Company and Terra Quantum); (viii) the absence of a legal prohibition on consummating the transaction; (ix) compliance by Sponsor with certain provisions in the Sponsor Support Agreement (as defined below); (x) compliance by the shareholders of Terra Quantum with certain provisions in the Shareholder Support Agreements (as defined below); (xi) the delivery of customary certificates, ancillary agreements, and the Employment Agreements; and (xii) the receipt by the Company of a fairness opinion from an independent investment banking firm or other independent entity.

Termination

The Terra Quantum BCA may be terminated under customary and limited circumstances prior to the Closing of the Terra Quantum Business Combination, including, but not limited to: (i) by mutual written consent of the Company and Terra Quantum; (ii) by the Company or Terra Quantum if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any final and nonappealable Governmental Order making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions; (iii) by the Company or Terra Quantum if the Acquisition Closing shall not have occurred on the 30th Business Day following the occurrence of the Initial Closing; (iv) by Terra Quantum if the required vote at the Company Shareholders’ Meeting has not been obtained; (v) by Terra Quantum if the Company breaches certain provisions of the Terra Quantum BCA; (vi) by the Company if there is any breach of any representation, warranty, covenant or agreement on the part of Terra Quantum or Swiss HoldCo such that the closing conditions would not be satisfied, subject to a 30-day cure period; and (vii) by Terra Quantum if there is any breach of any representation, warranty, covenant or agreement on the part of the Company or any Acquisition Entity such that the closing conditions would not be satisfied, subject to a 30-day cure period. In addition, the Terra Quantum BCA may be terminated by either the Company or Terra Quantum if the transactions contemplated by the Terra Quantum BCA have not been consummated on or prior to the date that is one (1) year after the initial filing date of the Terra Quantum Registration Statement with the SEC. The Terra Quantum BCA also permits the Company to terminate the agreement during the Diligence Review Period if the Company determines, in its sole discretion, that the results of the continuing due diligence investigation of Terra Quantum, Swiss HoldCo or the Terra Quantum Business Combination are not satisfactory to the Company. In the event of such termination, Douglas Ward, the Chief Executive Officer, will be required to pay Terra Quantum a termination fee of $15,000,000 within five (5) Business Days following such termination.

Survival; No Post-Closing Indemnification

None of the parties nor any of their respective Affiliates, officers, directors, shareholders or Representatives shall have any liability following the Acquisition Closing for any breach of any representation, warranty, covenant or agreement contained in the Terra Quantum BCA (other than covenants and agreements that by their terms expressly contemplate performance in whole or in part after the Acquisition Closing), and no claim may be brought by any Person against any party or any of their respective Affiliates, officers, directors, shareholders or Representatives with respect thereto.

The Terra Quantum BCA contains representations, warranties, covenants and other agreements that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Terra Quantum BCA.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Sponsor Support Agreement

Concurrently with the execution of the Terra Quantum BCA, the Company, Terra Quantum and Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which Sponsor has agreed, among other things: (a) to vote all of its SPAC Shares in favor of the transactions contemplated by the Terra Quantum BCA and other transaction proposals; (b) to vote against any proposals that would materially impede the transactions contemplated by the Terra Quantum BCA or any other transaction proposal; (c) not to redeem any of its SPAC Shares in connection with SPAC Share Redemptions; (d) not to Transfer any of its SPAC Shares prior to the Acquisition Closing; and (e) not to Transfer any PubCo Ordinary Shares received in connection with the Initial Merger until the earlier of (i) 180 days after the Acquisition Closing Date, or earlier if, subsequent to the Acquisition Closing Date, the VWAP of the PubCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Acquisition Closing Date, or (ii) subsequent to the Acquisition Closing Date, the date on which PubCo consummates a liquidation, merger, share exchange or other similar transaction which results in all of PubCo’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property, in each case subject to certain permitted transfers.

Shareholder Voting, Support and Lock-Up Agreement

Concurrently with the execution of the Terra Quantum BCA, the Company and Terra Quantum entered into a form of Shareholder Voting, Support and Lock-Up Agreement (the “Shareholder Support Agreement”), to be entered into by certain shareholders of Terra Quantum, pursuant to which such shareholders will agree, among other things: (a) to vote all of their Company Shares (or, following the Swiss HoldCo Contribution, their Swiss HoldCo Shares) in favor of the Acquisition Merger and the other transactions contemplated by the Terra Quantum BCA; (b) to vote against any proposals that would materially impede the transactions contemplated by the Terra Quantum BCA; (c) to participate in the Swiss HoldCo Contribution; (d) to waive any dissenters’ rights and pre-emptive rights in connection with the transactions; (e) not to Transfer any of their Subject Shares prior to the Acquisition Closing; and (f) not to Transfer any PubCo Ordinary Shares received as Shareholder Merger Consideration until the earlier of (i) 180 days after the Acquisition Closing Date, or earlier if, subsequent to the Acquisition Closing Date, the VWAP of the PubCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Acquisition Closing Date, or (ii) subsequent to the Acquisition Closing Date, the date on which Terra Quantum consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of Terra Quantum’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property, in each case subject to certain permitted transfers.

For a full description of the Terra Quantum BCA and the proposed Terra Quantum Business Combination, see the Company’s Current Report on Form 8-K, as filed with the SEC on May 29, 2026, and the Terra Quantum Registration Statement, once filed.

Capital Resources and Going Concern

The Company’s liquidity needs through June 20, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note (as defined in Note 5). Following the Initial Public Offering and the Private Placement, the Company’s liquidity needs through September 30, 2026 have been satisfied through (i) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account and (ii) borrowings under the WCL Promissory Note (as defined below). As of September 30, 2026, the Company had cash of $166,607 and had a working capital deficit of $1,094,392.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans at that time. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units.

On July 27, 2026, the Company issued an unsecured promissory note (the “WCL Promissory Note”) in the principal amount of up to $1,000,000 to the Sponsor for the Company’s working capital needs (see Note 5). The WCL Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation.

Amounts outstanding under the WCL Promissory Note are convertible, at the option of the Sponsor, into units of the Company (collectively, the “Conversion Units”), at a conversion price of $10.00 per Conversion Unit, with each Conversion Unit consisting of (i) one Class A Ordinary Share (a “Conversion Share”) and (ii) one right to receive one-tenth (1/10) of a Class A Ordinary Share equal to: (x) the portion of the principal amount of the WCL Promissory Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Conversion Units (a “Conversion Right”). Other than to the extent prohibited by the Amended and Restated Articles, the Conversion Units shall be identical to the Private Placement Units and are entitled to registration rights. As of September 30, 2026 and December 31, 2025, the Company had $800,000 and $0 outstanding borrowings under the WCL Promissory Note, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company currently has until June 20, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2027.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 25, 2026. The interim results for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from January 30, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $166,607 and $736,280 and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $209,769,959 and $204,234,694, respectively, were held in money market funds.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2026		For the Period from January 30, 2025 (inception) through September 30, 2025
	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B	Redeemable Class A	Non-redeemable Class A and B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income per Ordinary Share
Numerator:
Allocation of net income	$995,078	$361,545	$1,392,896	$506,086	$2,659,036	$966,117	$1,069,171	$819,541
Denominator:
Basic weighted average Ordinary Shares outstanding	20,000,000	7,266,667	20,000,000	7,266,667	20,000,000	7,266,667	8,395,062	6,434,979
Basic and diluted net income per Ordinary Share	$0.05	$0.05	$0.07	$0.07	$0.13	$0.13	$0.13	$0.13

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets.

As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Rights	(3,160,000)
Class A Ordinary Shares issuance costs	(12,406,850)
Plus:
Accretion of carrying value to redemption value	19,801,544
Class A Ordinary Shares subject to possible redemption, December 31, 2025	204,234,694
Plus:
Accretion of carrying value to redemption value	1,795,775
Class A Ordinary Shares subject to possible redemption, March 31, 2026	206,030,469
Plus:
Accretion of carrying value to redemption value	1,838,193
Class A Ordinary Shares subject to possible redemption, June 30, 2026	207,868,662
Plus:
Accretion of carrying value to redemption value	1,901,297
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$209,769,959

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

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Management does not believe that there are any other recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

On June 16, 2025, the Sponsor granted membership interests equivalent to an aggregate of 150,000 Founder Shares to the three independent directors of the Company in exchange for their services as independent directors through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 150,000 Founder Shares represented by such membership interests assigned to the holders of such interests on June 16, 2025 was $236,250 or $1.575 per Founder Share. The Company established the initial fair value Founder Shares on June 16, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team, which takes into consideration the market adjustment of 16.0%, a risk-free rate of 4.15% and a stock price of $9.84. The Founder Shares are classified as “Level 3” at the measurement date due to the use of unobservable inputs, and other risk factors (see Note 8). The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares as represented by membership interests granted times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination was not considered probable and therefore no compensation expense had been recognized.

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

Additionally, pursuant to the Letter Agreement, each of the Sponsor, directors and officers have agreed to a lock-up and restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Units and securities underlying the Private Placement Units. Further, the Sponsor membership interests are locked up and not transferable because the Letter Agreement prohibits indirect transfers. The Letter Agreement may be amended without shareholder approval. Such transfer restrictions have been amended in connection with Business Combinations for certain other special purpose acquisition companies. While we do not expect the Board to approve any amendment to the Letter Agreement prior to our initial Business Combination, it may be possible that the Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement.

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

SEPTEMBER 30, 2026

Advances from Sponsor

Advances from Sponsor represent the amounts owed by the Company to the Sponsor in excess of the $300,000 principal amount of the IPO Promissory Note. On August 4, 2025, the Company fully repaid the $702,742 borrowed under the advances from Sponsor.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on June 17, 2025 through the earlier of the Company’s consummation of an initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support services (the “Administrative Services Agreement”). For the three and nine months ended September 30, 2026, the Company incurred and accrued an aggregate of $10,000 and $70,000, under the Administrative Services Agreement, respectively. The Sponsor waived the administrative support services fee for two months during the three and nine months ended September 30, 2026, resulting in a reduction of $20,000 in fees otherwise payable under the Administrative Services Agreement. For the three months ended September 30, 2025, and for the period from January 30, 2025 (inception) through September 30, 2025, the Company incurred $25,000 and $28,300, respectively, and paid an aggregate of $9,797, under the Administrative Services Agreement. As of September 30, 2026 and December 31, 2025, the Company accrued $70,000 and $0, respectively, under the Administrative Services Agreement in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units.

On July 27, 2026, the Company issued the WCL Promissory Note, an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor for the Company’s working capital needs. The WCL Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation.

Amounts outstanding under the WCL Promissory Note are convertible, at the option of the Sponsor, into the Conversion Units of the Company, at a conversion price of $10.00 per Conversion Unit, with each Conversion Unit consisting of one Conversion Share and one Conversion Right. The Conversion Units will be identical to the Private Placement Units and are entitled to registration rights. As of September 30, 2026 and December 31, 2025, the Company had $800,000 and $0 outstanding borrowings under the WCL Promissory Note, respectively.

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

On August 4, 2025, the Sponsor settled the outstanding $2,000,000 share subscription receivable and deposited the remaining $997,258 in the Company’s bank account after repayment of the $300,000 IPO Promissory Note and $702,742 advances from the Sponsor outstanding as of August 3, 2025.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 units (collectively, the “Option Units”) to cover over-allotments, if any (the “Over-Allotment Option”). On June 20, 2025, the Underwriters partially exercised their Over-Allotment Option, purchasing 2,500,000 Option Units and forfeiting the remaining unexercised balance of 125,000 Option Units.

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

Deferred Legal Fees

The Company has entered into an agreement with its legal counsel pursuant to which legal fees relating to a Business Combination above a specified amount (the “Deferred Legal Fees”) are earned as services are performed, with payment for such amounts deferred until the consummation of a Business Combination. As of September 30, 2026 and December 31, 2025, the Company had recorded $306,599 and $0, respectively, in Deferred Legal Fees. The Company has also agreed to pay its legal counsel a premium equal to 20% of the Deferred Legal Fees, upon the consummation of a Business Combination. Because consummation of a Business Combination is not considered probable for purposes of FAB ASC Topic 450, “Contingencies,” until closing, no liability has been recorded for the premium. As of September 30, 2026, the premium would have been approximately $61,320.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 600,000 Class A Ordinary Shares issued and outstanding, excluding 20,000,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 6,666,667 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for any share subdivisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of (i) the total number of Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares and the Class A Ordinary Shares underlying the Private Placement Rights), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination or certain amendments to the Amended and Restated Articles prior to an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time, or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one-tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, rights holders must hold Rights in multiples of 10 in order to receive Class A Ordinary Shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$209,769,959	$204,234,694

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

June 20, 2025
Unit price	$10.06
Share price	$9.90
Rights fraction	1/10
Pre-adjusted value per Right	$0.99
Market adjustment(1)	16.0%

(1)	Market adjustment reflects additional factors which may include likelihood of a Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of share price. The adjustment is determined by comparing traded Public Right prices to simulated model outputs. The market adjustment was determined by calibrating traded Public Rights prices as of the valuation dates.

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

	September 30, 2026	December 31, 2025
Cash	$166,607	$736,280
Investments held in Trust Account	$209,769,959	$204,234,694

AXIOM INTELLIGENCE ACQUISITION CORP 1

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period from January 30, 2025 (inception) through September 30, 2025
General and administrative expenses	$544,674	$185,417	$1,910,112	$377,141
Interest earned on investments held in Trust Account	$1,901,297	$2,084,399	$5,535,265	$2,265,853

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

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we have focused our search on targets in the European infrastructure industry. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Terra Quantum Business Combination, will be successful.

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $200,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Terra Quantum Business Combination

On May 25, 2026, we entered into the Terra Quantum BCA with (i) Terra Quantum, (ii) the Shareholder Representative, and, (iii) Douglas Ward, our Chief Executive Officer, solely for purposes of Section 11.3 of the Terra Quantum BCA. Pursuant to the terms of the Terra Quantum BCA, the Sponsor will form PubCo, and PubCo will form Merger Sub. Following the formation of each Acquisition Entity, each such Acquisition Entity will enter into a joinder to the Terra Quantum BCA, in form and substance satisfactory to the Company and Terra Quantum. Terra Quantum BCA and the transactions contemplated thereby were recommended by the special committee of the Board of Directors and were unanimously approved by the Board of Directors of each of our Company and Terra Quantum. Capitalized terms used in this section and not otherwise defined shall have the meanings ascribed to such terms in the Terra Quantum BCA.

Business Combination Agreement

The Terra Quantum BCA provides for, among other things, the following transactions: (i) prior to the Initial Closing, the shareholders of Terra Quantum will form Swiss HoldCo, and the shareholders of Terra Quantum will contribute their Company Shares into Swiss HoldCo such that Terra Quantum becomes a subsidiary of Swiss HoldCo; (ii) we will merge with and into Merger Sub, with Merger Sub as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo; and (iii) not earlier than one Business Day following the Initial Merger, Swiss HoldCo will merge with and into PubCo, with PubCo as the surviving entity in the merger. The Terra Quantum Business Combination is expected to close following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.

Representations and Warranties; Covenants

The Terra Quantum BCA contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The parties have also agreed, among other things, (i) that PubCo will adopt a new equity incentive plan establishing an initial share reserve equal to 10% of the outstanding PubCo Ordinary Shares on a fully diluted basis immediately following the Acquisition Closing (and including a 5% annual “evergreen” provision), and (ii) that on the Acquisition Closing, the Board of Directors of PubCo shall be reconstituted to consist of seven (7) directors, which shall include five (5) directors designated by Terra Quantum and two (2) directors designated by our Company. For U.S. federal income tax purposes, it is intended that the SPAC Reorganization will qualify as a “reorganization” under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended.

Conditions to Each Party’s Obligations

The obligations of our Company and Terra Quantum to consummate the Terra Quantum Business Combination are subject to certain closing conditions, including, but not limited to, (i) that the Terra Quantum Registration Statement has become effective; (ii) that the approval by our shareholders and the shareholders of Terra Quantum (or Swiss HoldCo shareholders, as applicable) of the transactions contemplated by the Terra Quantum BCA and the other transaction proposals has been obtained; (iii) (a) that PubCo’s listing application with Nasdaq is approved and (b) that the PubCo Ordinary Shares to be issued in connection with the Terra Quantum Business Combination shall have been approved for listing on Nasdaq, subject to official notice of issuance; (iv) the accuracy of representations and warranties to various standards; (v) material compliance with pre-closing covenants; (vi) the establishment and securing of a combined company directors’ and officers’ liability insurance policy providing tail coverage for our Company; (vii) the bring-down to closing of a representation that no material adverse effect has occurred (both for our Company and Terra Quantum); (viii) the absence of a legal prohibition on consummating the Terra Quantum Business Combination; (ix) compliance by Sponsor with certain provisions in the Sponsor Support Agreement (as defined below); (x) compliance by the shareholders of Terra Quantum with certain provisions in the Shareholder Support Agreements (as defined below); (xi) the delivery of customary certificates, ancillary agreements, and the Employment Agreements; and (xii) the receipt by us of a fairness opinion from an independent investment banking firm or other independent entity.

Termination

The Terra Quantum BCA may be terminated under customary and limited circumstances prior to the Closing of the Terra Quantum Business Combination, including, but not limited to: (i) by mutual written consent of our Company and Terra Quantum; (ii) by our Company or Terra Quantum if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any final and nonappealable Governmental Order making consummation of the Terra Quantum Business Combination illegal or otherwise preventing or prohibiting consummation of the Terra Quantum Business Combination; (iii) by our Company or Terra Quantum if the Acquisition Closing shall not have occurred on the 30th Business Day following the occurrence of the Initial Closing; (iv) by Terra Quantum if the required vote at our Shareholders’ Meeting has not been obtained; (v) by Terra Quantum if we breach certain provisions of the Terra Quantum BCA; (vi) by our Company if there is any breach of any representation, warranty, covenant or agreement on the part of Terra Quantum or Swiss HoldCo such that the closing conditions would not be satisfied, subject to a 30-day cure period; and (vii) by Terra Quantum if there is any breach of any representation, warranty, covenant or agreement on the part of our Company or any Acquisition Entity such that the closing conditions would not be satisfied, subject to a 30-day cure period. In addition, the Terra Quantum BCA may be terminated by either our Company or Terra Quantum if the transactions contemplated by the Terra Quantum BCA have not been consummated on or prior to the date that is one (1) year after the initial filing date of the Terra Quantum Registration Statement with the SEC. The Terra Quantum BCA also permits us to terminate the agreement during the Diligence Review Period if we determine, in our sole discretion, that the results of our continuing due diligence investigation of Terra Quantum, Swiss HoldCo or the Terra Quantum Business Combination are not satisfactory to our Company. In the event of such termination, Douglas Ward, our Chief Executive Officer, will be required to pay Terra Quantum a termination fee of $15,000,000 within five (5) Business Days following such termination.

Survival; No Post-Closing Indemnification

None of the parties nor any of their respective Affiliates, officers, directors, shareholders or Representatives shall have any liability following the Acquisition Closing for any breach of any representation, warranty, covenant or agreement contained in the Terra Quantum BCA (other than covenants and agreements that by their terms expressly contemplate performance in whole or in part after the Acquisition Closing), and no claim may be brought by any Person against any party or any of their respective Affiliates, officers, directors, shareholders or Representatives with respect thereto.

The Terra Quantum BCA contains representations, warranties, covenants and other agreements that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Terra Quantum BCA.

Sponsor Support Agreement

Concurrently with the execution of the Terra Quantum BCA, we entered into a sponsor support agreement with Terra Quantum and the Sponsor (the “Sponsor Support Agreement”), pursuant to which Sponsor has agreed, among other things: (a) to vote all of its SPAC Shares in favor of the Terra Quantum Business Combination and other transaction proposals; (b) to vote against any proposals that would materially impede the transactions contemplated by the Terra Quantum BCA or any other transaction proposal; (c) not to redeem any of its SPAC Shares in connection with SPAC Share Redemptions; (d) not to transfer any of its SPAC Shares prior to the Acquisition Closing ; and (e) not to transfer any PubCo Ordinary Shares received in connection with the Initial Merger until the earlier of (i) 180 days after the Acquisition Closing Date, or earlier if, subsequent to the Acquisition Closing Date, the VWAP of the PubCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Acquisition Closing Date, or (ii) subsequent to the Acquisition Closing Date, the date on which PubCo consummates a liquidation, merger, share exchange or other similar transaction which results in all of PubCo’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property, in each case subject to certain permitted transfers.

Shareholder Voting, Support and Lock-Up Agreement

Concurrently with the execution of the Terra Quantum BCA, we entered into a form of a shareholder support agreement with Terra Quantum (the “Shareholder Support Agreement”), to be entered into by certain shareholders of Terra Quantum, pursuant to which such shareholders will agree, among other things: (a) to vote all of their Company Shares (or, following the Swiss HoldCo Contribution, their Swiss HoldCo Shares) in favor of the Acquisition Merger and the other transactions contemplated by the Terra Quantum BCA; (b) to vote against any proposals that would materially impede the transactions contemplated by the Terra Quantum BCA; (c) to participate in the Swiss HoldCo Contribution; (d) to waive any dissenters’ rights and pre-emptive rights in connection with the transactions; (e) not to Transfer any of their Subject Shares prior to the Acquisition Closing; and (f) not to Transfer any PubCo Ordinary Shares received as Shareholder Merger Consideration until the earlier of (i) 180 days after the Acquisition Closing Date, or earlier if, subsequent to the Acquisition Closing Date, the VWAP of the PubCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing after the Acquisition Closing Date, or (ii) subsequent to the Acquisition Closing Date, the date on which Terra Quantum consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of Terra Quantum’s shareholders having the right to exchange their PubCo Ordinary Shares for cash, securities or other property, in each case subject to certain permitted transfers.

For a full description of the Terra Quantum BCA and the proposed Terra Quantum Business Combination, please see our Current Report on Form 8-K, as filed with the SEC on May 29, 2026, and the Terra Quantum Registration Statement, once filed.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 30, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) activities in connection with the Proposed Terra Quantum Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,356,623 which consists of interest earned on investments held in the Trust Account of $1,901,297, offset by general and administrative expenses of $544,674.

For the three months ended September 30, 2025, we had net income of $1,898,982 which consists of interest earned and accrued on investments held in the Trust Account of $2,084,399, offset by general and administrative expenses of $185,417.

For the nine months ended September 30, 2026, we had net income of $3,625,153 which consists of interest earned on investments held in the Trust Account of $5,535,265, offset by general and administrative expenses of $1,910,112.

For the period from January 30, 2025 (inception) through September 30, 2025, we had net income of $1,888,712 which consists of interest earned and accrued on investments held in the Trust Account of $2,265,853, offset by general and administrative expenses of $377,141.

Capital Resources

Our liquidity needs through June 20, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through (i) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account and (ii) borrowings under the WCL Promissory Note.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option and the Private Placement, a total of $200,000,000 was placed in the Trust Account. We incurred fees of $12,624,206 in the Initial Public Offering, consisting of $4,000,000 of cash underwriting fees, the Deferred Fee of $8,000,000, and $624,206 of other offering costs.

For the nine months ended September 30, 2026, net cash used in operating activities was $1,294,673. Net income of $3,625,153 was affected by interest earned on investments held in the Trust Account of $5,535,265. Changes in operating assets and liabilities provided $615,439 of cash for operating activities.

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

As of September 30, 2026, we had investments held in the Trust Account of $209,769,959 (including approximately $5,535,265 of interest earned for the nine months ended September 30, 2026) consisting of money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable, if any, and the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $166,607 and working capital deficit of $1,094,392. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, including the Terra Quantum Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025, or the completion of our Initial Public Offering. The loan of $300,000 was fully repaid on August 4, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans and Promissory Note

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities)

On July 27, 2026, the Sponsor agreed to loan us an aggregate of up to $1,000,000 pursuant to the WCL Promissory Note. The WCL Promissory Note is non-interest bearing, unsecured and shall be due and payable in cash on the earlier of (a) the date that we consummate the initial Business Combination, and (b) the date that we liquidate.

Notwithstanding anything contained in the WCL Promissory Note to the contrary, at the Sponsor’s option, at any time prior to payment in full of the principal balance of the WCL Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the WCL Promissory Note into number of Conversion Units, each Conversion Unit consisting of one Class A Ordinary Share and one right to receive one-tenth (1/10) of a Class A Ordinary Share equal to: (x) the portion of the principal amount of the WCL Promissory Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Conversion Units. Other than to the extent prohibited by the Amended and Restated Articles, the Conversion Units shall be identical to the Private Placement Units and are entitled to registration rights. As of September 30, 2026 and December 31, 2025, we had $800,000 and $0 outstanding borrowings under the WCL Promissory Note, respectively.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” codified in FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate our initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 20, 2027.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 17, 2025, and until the completion of our Business Combination or liquidation, we may reimburse the Sponsor an aggregate of $10,000 per month for office space, utilities and secretarial and administrative services pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred and accrued an aggregate of $10,000 and $70,000, under the Administrative Services Agreement, respectively. The Sponsor waived the administrative support services fee for two months during the three and nine months ended September 30, 2026, resulting in a reduction of $20,000 in fees otherwise payable under the Administrative Services Agreement. For the three months ended September 30, 2025 and for the period from January 30, 2025 (inception) through September 30, 2025, we incurred $25,000 and $28,300, respectively, and paid an aggregate of $9,797, under Administrative Services Agreement. As of September 30, 2026 and December 31, 2025, we accrued $70,000 and $0, respectively, under the Administrative Services Agreement in the condensed balance sheets of the financial statements included in this Report under Item 1. “Financial Statements”.

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

Deferred Legal Fees

The Company has entered into an agreement with its legal counsel pursuant to which legal fees relating to a Business Combination above a specified amount (the “Deferred Legal Fees”) are earned as services are performed, with payment for such amounts deferred until the consummation of a Business Combination. As of September 30, 2026 and December 31, 2025, the Company had recorded $306,599 and $0, respectively, in Deferred Legal Fees.

The Company has also agreed to pay its legal counsel a premium equal to 20% of the Deferred Legal Fees, upon the consummation of a Business Combination. Because consummation of a Business Combination is not considered probable for purposes of FASB ASC Topic 450, “Contingencies,” until closing, no liability has been recorded for the premium. As of September 30, 2026, the premium would have been approximately $61,320.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (Subtopic 220-40), which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”), to improve the guidance for interim reporting and clarify when that guidance is applicable. The ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted. Management is currently evaluating ASU 2025-11 to determine its impact on our financial statement disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the risks related to Terra Quantum and the Terra Quantum Business Combination, please see the Terra Quantum Registration Statement, once filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering on July 20, 2025, and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 600,000 Private Placement Units to the Sponsor, CCM and Seaport in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,000,000. Of those 600,000 Private Placement Units, the Sponsor purchased 400,000 Private Placement Units, CCM purchased 160,000 Private Placement Units, and Seaport purchased 40,000 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AXIOM INTELLIGENCE ACQUISITION CORP 1

Date: November 13, 2026	By:	/s/ Douglas Ward
	Name:	Douglas Ward
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ W. Robert Dilling, Jr.
	Name:	W. Robert Dilling, Jr.
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)